Form 10-Q
period 1995-03-31
AMERICAN INCOME 3 LTD PARTNERSHIP
filed 1995-05-19
CIK 742103


                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q


(Mark One)

[XX]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the quarterly period ended      March 31, 1995

                                        OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                          to



For Quarter Ended March 31, 1995           Commission File No. 0-14414



                        American Income 3 Limited Partnership
               (Exact name of registrant as specified in its charter)

Massachusetts                                         04-2809323
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

98 North Washington Street, Boston, MA                02114
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800


Exchange Place, 14th Floor, Boston, MA 02109
 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required  to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X  No______

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange
Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No______


[CAPTION]
                      AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                    FORM 10-Q

                                      INDEX


                                                                   Page

PART I.  FINANCIAL INFORMATION:


  Item 1.  Financial Statements

     Statement of Net Assets in Liquidation
       at March 31, 1995 and December 31, 1994                        3

     Statement of Changes in Net Assets in Liquidation
       for the three months ended March 31, 1995                      4

     Statement of Operations
       for the three months ended March 31, 1994                      5

     Statement of Cash Flows
       for the three months ended March 31, 1994                      6

     Notes to the Financial Statements                              7-8


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9-10


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                        11














[CAPTION]
                      AMERICAN INCOME 3 LIMITED PARTNERSHIP

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                      March 31, 1995 and December 31, 1994

                                   (Unaudited)

                                                    March 31,     December 31,
                                                      1995            1994

ASSETS

Cash and cash equivalents                         $    399,695    $    604,724

Accounts receivable - affiliate                             --           5,618

     Total assets                                 $    399,695    $    610,342




LIABILITIES

Accrued liabilities                               $      7,000    $      3,000
Accrued liabilities - affiliate                          6,164           5,271
Cash distributions payable to partners                 204,255         204,255

     Total liabilities                                 217,419         212,526

     NET ASSETS                                   $    182,276    $    397,816


[CAPTION]

                AMERICAN INCOME 3 LIMITED PARTNERSHIP

          STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION for the three months ended March 31, 1995

                           (Unaudited)



Interest income                                            $     5,549

Cash distribution                                             (204,255)

Operating expenses - affiliate                                 (16,834)

  Net decrease in net assets in
   liquidation during the period                              (215,540)

  Net assets in liquidation at
   the beginning of the period                                 397,816

  Net assets in liquidation at
   the end of the period                                   $   182,276


  Cash distribution declared per
   limited partnership unit                                $      2.50


[CAPTION]

                AMERICAN INCOME 3 LIMITED PARTNERSHIP

                       STATEMENT OF OPERATIONS
              for the three months ended March 31, 1994

                           (Unaudited)



Income:

  Lease revenue                                            $   111,726

  Interest income                                                  298

  Gain on sale of equipment                                      2,300

     Total income                                              114,324


Expenses:

  Depreciation                                                 178,924

  Equipment management fees - affiliate                          5,586

  Operating expenses - affiliate                                21,329

     Total expenses                                            205,839


Net loss                                                   $   (91,515)


Net loss
  per limited partnership unit                             $     (1.12)


Cash distribution declared
  per limited partnership unit                             $     10.00


[CAPTION]
                AMERICAN INCOME 3 LIMITED PARTNERSHIP

                       STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1994

                             (Unaudited)



Cash flows from (used in) operating activities:
Net loss                                                   $   (91,515)

Adjustments to reconcile net loss to net
  cash from operating activities:
    Depreciation                                               178,924
    Gain on sale of equipment                                   (2,300)

Changes in assets and liabilities
  Decrease in:
    rents receivable                                             5,833
    accounts receivable - affiliate                              2,537

  Increase (decrease) in:
    accrued liabilities                                          3,631
    accrued liabilities - affiliate                            123,391
    deferred rental income                                     (30,322)

        Net cash from operating activities                     190,179

Cash flows from investing activities:
  Proceeds from equipment sales                                  2,300

        Net cash from investing activities                       2,300

Cash flows used in financing activities:
  Distributions paid                                          (255,319)

        Net cash used in financing activities                 (255,319)

Net decrease in cash and cash equivalents                      (62,840)

Cash and cash equivalents at beginning of period               106,303

Cash and cash equivalents at end of period                 $    43,463


                      AMERICAN INCOME 3 LIMITED PARTNERSHIP
                        Notes to the Financial Statements

                                 March 31, 1995
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form
10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange
Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1994 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1994 Annual Report.

     Beginning July 1, 1994, the General Partner initiated the liquidation of the Partnership in accordance with the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").
Accordingly, the financial statements herein for the three months ended March
31, 1995 have been prepared on a liquidation basis of accounting.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Partnership's net assets in liquidation at March 31, 1995 and December 31, 1994, its changes in net assets in liquidation for the three months ended March 31, 1995 and its results of operations and cash flows for the three months ended March 31, 1994 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1995, the Partnership had $395,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S.
Government securities.


NOTE 3 - REVENUE RECOGNITION

     All of the Partnership's primary and renewal leases had expired and all of the associated equipment was sold as of December 31, 1994. No future rents are due.


NOTE 4 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by American
Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three months ended March 31, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                              1995         1994

     Equipment management fees                    --    $   5,586
     Reimbursable operating expenses
       due to third parties                $  13,834       18,329
     Administrative charges                    3,000        3,000

                               Total       $  16,834    $  26,915


     All rents and proceeds from the sale of equipment were paid directly to either AFG or to a lender. AFG temporarily deposited collected funds in a separate interest bearing escrow account prior to remittance to the Partnership.
The Partnership was owed no such funds at March 31, 1995.

                      AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                    FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.


Overview

     On July 1, 1994, the General Partner initiated the liquidation of the Partnership. The Partnership was organized in 1986 to acquire and lease a diversified portfolio of capital equipment to third-party lessees and to distribute the net proceeds from operating and remarketing activities, after satisfaction of all expenses and debt service obligations, to the Partners. The
Partnership was capitalized with $20,221,250 of equity from the Limited Partners and $50,000 of equity from the General Partner and acquired $34,595,921 of equipment, subject to related indebtedness. All of the Partnership's equipment has been sold. Dissolution of the Partnership is expected in 1995.


Results of Operations

     The Statement of Changes in Net Assets in Liquidation is presented for the three months ended March 31, 1995 and reflects the liquidation of assets during the period. As a result, a comparison between current and prior year reporting periods is not meaningful.

     For the period ended March 31, 1995, the Partnership recognized $5,549 of interest income generated from the temporary investment of excess cash.
Operating expenses consisted principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing and distribution expenses. These charges amounted to $16,834 during the period ended March 31, 1995. The Partnership will continue to to incur distribution, accounting and administrative costs until the Partnership is dissolved.


Liquidity and Capital Resources

     The Partnership will have limited cash activities for the remainder of its existence. Prior to its dissolution, cash transactions are expected to result from the receipt of interest income on short-term investments, the payment of operating expenses, discussed above, and the payment of distributions to the Partners. At March 31, 1995, the Partnership had $399,695 of cash, substantially all of which was invested in interest-bearing investments. See
Note 2 to the financial statements herein.

     For the three months ended March 31, 1995, the Partnership declared total distributions of $204,255. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 99% of these distributions, or $202,212 and the General Partner was allocated 1%, or $2,043. The first quarter
1995 cash distribution was paid on April 14, 1995. Since inception, the Partnership has distributed $21,002,832 to the Limited Partners and $212,150 to the General Partner.

     Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash
From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment will be determined coincident with the final cash distribution payment to the Partners.







                        AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                      FORM 10-Q

                            PART II.  OTHER INFORMATION



     Item 1.               Legal Proceedings
                           Response:  None

     Item 2.               Changes in Securities
                           Response:  None

     Item 3.               Defaults upon Senior Securities
                           Response:  None

     Item 4.               Submission of Matters to a Vote of Security Holders
                           Response:  None

     Item 5.               Other Information
                           Response:  None

     Item 6(a).            Exhibits
                           Response:  None

     Item 6(b).            Reports on Form 8-K
                           Response:  None








                                 SIGNATURE PAGE






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



               AMERICAN INCOME 3 LIMITED PARTNERSHIP


               By:  AFG Leasing Associates, a Massachusetts
               general partnership and the General Partner of
               the Registrant.

               By:  AFG Leasing Incorporated, a Massachusetts
               corporation and general partner in such general
               partnership.


               By:  /s/ Gary M. Romano
                    Gary M. Romano
                    Vice President and Controller
                    (Duly Authorized Officer and
                     Principal Accounting Officer)



               Date:    May 18, 1995

