Form 10-Q
period 1995-06-30
AMERICAN INCOME 3 LTD PARTNERSHIP
filed 1995-08-11
CIK 742103

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to


For Quarter Ended June 30, 1995                   Commission File No. 0-14414


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




               AMERICAN INCOME 3 LIMITED PARTNERSHIP

                             FORM 10-Q

                               INDEX


                                                            Page

PART I.  FINANCIAL INFORMATION:


     Item 1.  Financial Statements

     Statement of Net Assets in Liquidation
       at June 30, 1995 and December 31, 1994                 3

     Statement of Changes in Net Assets in Liquidation
       for the six months ended June 30, 1995                 4

     Statement of Operations
       for the three and six months ended June 30, 1994       5

     Statement of Cash Flows
       for the six months ended June 30, 1994                 6

     Notes to the Financial Statements                        7


     Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations                 8


PART II.  OTHER INFORMATION:1

       Items 1 - 6                                            9



[CAPTION]

               AMERICAN INCOME 3 LIMITED PARTNERSHIP

              STATEMENT OF NET ASSETS IN LIQUIDATION
                June 30, 1995 and December 31, 1994

                            (Unaudited)


                                                June 30,       December 31,
ASSETS                                            1995             1994

Cash and cash equivalents                      $   179,206     $   604,724
Accounts receivable - affiliate                         --           5,618

    Total assets                               $   179,206     $   610,342



LIABILITIES

Accrued liabilities                            $     8,000     $     3,000

Accrued liabilities - affiliate                      1,707           5,271

Cash distributions payable to partners                  --         204,255

    Total liabilities                                9,707         212,526

    NET ASSETS                                 $   169,499     $   397,816









[CAPTION]

               AMERICAN INCOME 3 LIMITED PARTNERSHIP

         STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION for the six months ended June 30, 1995

                            (Unaudited)

Interest income                                     $  8,415

Cash distribution                                   (204,255)

Operating expenses - affiliate                       (32,477)

  Net decrease in net assets in
        liquidation during the period               (228,317)

  Net assets in liquidation at
        the beginning of the period                  397,816

  Net assets in liquidation at
        the end of the period                       $169,499

  Cash distribution declared
     per limited partnership unit                   $   2.50




[CAPTION]

               AMERICAN INCOME 3 LIMITED PARTNERSHIP

                      STATEMENT OF OPERATIONS
         for the three and six months ended June 30, 1994

                            (Unaudited)


                                         Three Months         Six Months
                                            Ended                Ended
                                         June 30, 1994       June 30, 1994

Income:

 Lease revenue                           $   32,769          $   144,495

 Interest income                              5,771                6,069

 Gain on sale of equipment                   69,436               71,736

   Total income                             107,976              222,300


Expenses:

 Depreciation                               109,128              288,052

 Equipment management fees - affiliate        1,639                7,225

 Operating expenses - affiliate              56,431               77,760

   Total expenses                           167,198              373,037


Net loss                                $   (59,222)           $(150,737)

Net loss
  per limited partnership unit          $     (0.72)           $   (1.84)

Cash distributions declared
  per limited partnership unit          $      2.50            $   12.50

[CAPTION]
               AMERICAN INCOME 3 LIMITED PARTNERSHIP

                      STATEMENT OF CASH FLOWS
              for the six months ended June 30, 1994

                            (Unaudited)





Cash flows from (used in) operating activities:
Net loss                                            $(150,737)
Adjustments to reconcile net loss to net
 cash from operating activities:
  Depreciation                                        288,052
  Gain on sale of equipment                           (71,736)

Changes in assets and liabilities
 Decrease in:
  rents receivable                                      5,833
  accounts receivable - affiliate                      34,815

 Increase (decrease) in:
  accrued liabilities                                   3,250
  accrued liabilities - affiliate                      (2,467)
  deferred rental income                              (30,322)

    Net cash from operating activities                 76,688

Cash flows from investing activities:
     Proceeds from equipment sales                  1,458,799

    Net cash from investing activities              1,458,799

Cash flows used in financing activities:
     Distributions paid                            (1,072,339)
    Net cash used in financing activities          (1,072,339)
Net increase in cash and cash equivalents             463,148

Cash and cash equivalents at beginning of period      106,303

Cash and cash equivalents at end of period       $    569,451

               AMERICAN INCOME 3 LIMITED PARTNERSHIP
                 Notes to the Financial Statements

                           June 30, 1995
                            (Unaudited)


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

     Beginning July 1, 1994, the General Partner initiated the liquidation of the Partnership in accordance with the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"). Accordingly, the financial
statements herein for the six months ended          June 30,  1995
have been prepared on a liquidation basis of accounting.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Partnership's net assets in liquidation at June 30, 1995 and December 31, 1994, its changes in net assets in liquidation for the six months ended June 30, 1995, its results of operations for the three and six months ended June 30, 1994 and its cash flows for the six months ended June 30, 1994 have been made and are reflected.

NOTE 2 - CASH

     At June 30, 1995, the Partnership had $175,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     All of the Partnership's primary and renewal leases had expired and all of the associated equipment was sold as of December 31, 1994. No future rents are due.

NOTE 4 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by American Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six months ended June 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                          1995         1994

    Equipment management fees               --     $    7,225
    Reimbursable operating expenses
      due to third parties          $   24,773          6,000
    Administrative charges               7,704         71,760

              Total                 $   32,477     $   84,985


      All rents and proceeds from the sale of equipment were paid directly to either AFG or to a lender. AFG temporarily deposited collected funds in a separate interest bearing escrow account prior to remittance to the Partnership. The Partnership was owed no such funds at June 30, 1995.

               AMERICAN INCOME 3 LIMITED PARTNERSHIP

                             FORM 10-Q

                  PART I.  FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     On July 1, 1994, the General Partner initiated the liquidation of the Partnership. The Partnership was organized in 1986 to acquire and lease a diversified portfolio of capital equipment to third-party lessees and to distribute the net proceeds from operating and remarketing activities, after satisfaction of all expenses and debt service obligations, to the Partners. The Partnership was capitalized with $20,221,250 of equity from the Limited Partners and $50,000 of equity from the General Partner and acquired $34,595,921 of equipment, subject to related indebtedness. All of the Partnership's equipment has been sold. Dissolution of the Partnership is anticipated on or before September 30, 1995.

Results of Operations

     The  Statement  of  Changes in Net Assets  in  Liquidation  is
presented for the six months ended       June 30, 1995 and reflects
the liquidation of assets during the period. As a result, a comparison between current and prior year reporting periods is not meaningful.

     For the period ended June 30, 1995, the Partnership recognized $8,415 of interest income generated from the temporary investment of cash. Operating expenses consisted principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing and distribution expenses. These charges amounted to $32,477 during the period ended June 30, 1995. The Partnership will continue to incur accounting and administrative costs until the Partnership is dissolved.

Liquidity and Capital Resources

     The Partnership will have limited cash activities for the remainder of its existence. Prior to its dissolution, cash transactions are expected to result from the receipt of interest income on short-term investments and the payment of operating expenses, discussed above. At June 30, 1995, the Partnership had $179,206 of cash, substantially all of which was invested in interest-bearing investments. See Note 2 to the financial statements herein.

    In the third quarter of 1995, the General Partner will initiate an action of dissolution and transfer all undistributed cash held by the Partnership at the date of dissolution into a trust account (the Trust Account) established and maintained solely to satisfy expenses of the Partnership during the wind-down period and any other liabilities of the Partnership which may arise. To the extent that the balance of the Trust Account exceeds the ultimate liabilities of the Partnership, the General Partner will distribute such remaining balance to the beneficiaries of the Trust Account, which beneficiaries will consist of the General Partner and the Limited Partners in accordance with their respective percentage ownership interests in the Partnership as at the dissolution date. At June 30, 1995, the Partnership had net assets of $169,499 or $2.07 per limited partnership unit.

     For the six months ended June 30, 1995, the Partnership declared total distributions of $204,255. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 99% of these distributions, or $202,212 and the General Partner was allocated 1%, or $2,043. Since inception, the Partnership has distributed $21,002,832 to the Limited Partners and $212,150 to the General Partner.

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



                 Date:   August 11, 1995