Form 10-Q
period 1995-09-30
AMERICAN INCOME 3 LTD PARTNERSHIP
filed 1995-11-15
CIK 742103





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

For           the            quarterly            period           ended            September            30,
                                                                        ------------------------------------
1995

                                                                          OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For                  the                   transition                   period                   from
to



For          Quarter           Ended           September          30,          1995           Commission           File
No. 0-14414


                                                        American           Income          3          Limited
-------------------------------------------------------------------------------------------------------------
Partnership
                                               (Exact name of registrant as specified in its charter)

Massachusetts
04-2809323
(State or other jurisdiction of                                                             (IRS Employer
 incorporation or organization)                                                              Identification No.)

98 North Washington Street, Boston, MA
02114
(Address of principal executive offices)                                                    (Zip Code)

Registrant's          telephone          number,          including          area          code          (617)
                                                                                                         -----
854-5800




 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                      PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate  by check mark  whether  the  registrant  has filed all  documents  and  reports  required to be filed by
Sections 12, 13, or 15(d) of the Securities  Exchange Act of 1934 subsequent to the  distribution of securities under a plan  confirmed by a court during the preceding 12 months (or for such shorter  period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

2






                                        AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                                      FORM 10-Q

                                                        INDEX


                                                                                                          Page

PART I.  FINANCIAL INFORMATION:


     Item 1.  Financial Statements

         Statement of Net Assets in Liquidation
              at September 30, 1995 and December 31, 1994                                                     3

         Statement of Changes in Net Assets in Liquidation
              for the nine months ended September 30, 1995 and
              for the period July 1, 1994 to September 30, 1994                                               4

         Statement of Operations
              for the period January 1, 1994 to June 30, 1994                                                 5

         Statement of Cash Flows
              for the period January 1, 1994 to June 30, 1994                                                 6

         Notes to the Financial Statements                                                                  7-8


     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
9-10


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                            11

                            The accompanying notes are an integral part
6
                                             of these financial statements.

                                         AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                         STATEMENT OF NET ASSETS IN  LIQUIDATION
                                        September 30, 1995 and December 31, 1994

                                                      (Unaudited)



                                                                             September 30,        December 31,
ASSETS                                                                              1995                 1994
------                                                                       -------------------  -----------

Cash and cash equivalents                                                     $         70,023      $       604,724

Accounts receivable - affiliate                                                             --                5,618
                                                                              ----------------      ---------------

        Total assets                                                          $          70,023     $        610,342
                                                                              =================     ================



LIABILITIES

Accrued liabilities                                                           $         18,373      $         3,000

Accrued liabilities - affiliate                                                          5,140                5,271

Cash distribution payable to partners                                                       --              204,255
                                                                              ----------------      ---------------

        Total liabilities                                                               23,513              212,526
                                                                              ----------------      ---------------

        Net assets                                                            $          46,510     $        397,816
                                                                              =================     ================





























                                         AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                   STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                       (Unaudited)

                                                                           For the Nine              For the Period
                                                                          Months Ended                 July 1, 1994 to
                                                                     September 30, 1995         September 30, 1994


Lease revenue                                                       --
                                                                                                  $
                                                                                                  921
Interest income                                                      $               10,663     22,035

Other income                                                        --                          15,000

Gain on sale of equipment                                                                       467,287

Cash distributions                                                  (204,255)                   (765,956)

Liquidating distribution                                            (100,000)                   --

Depreciation                                                        --                          (88,589)

Interest expense - affiliate                                        --                          (10,630)

Equipment management fees - affiliate                               --                          (46)

Operating expenses - affiliate                                                      (57,714)
                                                                    -----------------------
                                                                                                (57,470)
     Net decrease in net assets in
        liquidation during the period                                (351,306)                  (417,448)

     Net assets in liquidation at
        the beginning of the period
                                                                     397,816                    928,202
                                                                     -------                    -------
     Net assets in liquidation at
        the end of the period                                        $                          $
                                                                     =======================    =
                                                                     46,510                     510,754
                                                                     ======                     =======
     Cash distributions declared
       per limited partnership unit                                                             $
                                                                     $                                              9.37
                                                                     ========================                       ====
                                                                     2.50
                                                                     ====


                                         AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                                STATEMENT OF OPERATIONS
                                    for the period January 1, 1994 to June 30, 1994

                                                      (Unaudited)





Income:

    Lease revenue                                                                            $        144,495

    Interest income                                                                                     6,069

    Gain on sale of equipment                                                                          71,736


      Total income                                                                                    222,300

Expenses:

    Depreciation                                                                                      288,052

    Equipment management fees - affiliate                                                               7,225

    Operating expenses - affiliate                                                                     77,760
                                                                                             ----------------

      Total expenses                                                                                  373,037


Net loss                                                                                     $       (150,737)
                                                                                             ================


Net loss
  per limited partnership unit                                                               $
                                                                                             (1.84)
Cash distributions declared
  per limited partnership unit                                                               $            12.50
                                                                                             ==================




                                         AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                                STATEMENT OF CASH FLOWS
                                    for the period January 1, 1994 to June 30, 1994

                                                      (Unaudited)






Cash flows from (used in) operating activities:
Net loss                                                                                    $        (150,737)

Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation                                                                                     288,052
     Gain on sale of equipment                                                                        (71,736)

Changes in assets and liabilities Decrease in:
     rents receivable                                                                                   5,833
     accounts receivable - affiliate                                                                   34,815

  Increase (decrease) in:
     accrued liabilities                                                                                3,250
     accrued liabilities - affiliate                                                                   (2,467)
     deferred rental income                                                                           (30,322)
                                                                                            -----------------

        Net cash from operating activities                                                             76,688

Cash flows from investing activities:
  Proceeds from equipment sales                                                                     1,458,799

        Net cash from investing activities                                                          1,458,799

Cash flows used in financing activities:
  Distributions paid                                                                               (1,072,339)

        Net cash used in financing activities                                                      (1,072,339)
                                                                                            -----------------

Net increase in cash and cash equivalents                                                             463,148

Cash and cash equivalents at beginning of period                                                      106,303
                                                                                            -----------------

Cash and cash equivalents at end of period                                                  $         569,451
                                                                                            =================



                                        AMERICAN INCOME 3 LIMITED PARTNERSHIP
                                          Notes to the Financial Statements

                                                  September 30, 1995
                                                     (Unaudited)


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

        Beginning July 1, 1994, the General Partner initiated the liquidation of the Partnership in accordance with the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"). Accordingly, the financial statements herein for the nine months ended September 30, 1995 and for the period July 1, 1994 to September 30, 1994 have been prepared on a liquidation basis of accounting.

        In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the Partnership's net assets in liquidation at September 30, 1995 and December 31, 1994, its changes in net assets in liquidation for the nine months ended September 30, 1995 and for the period July 1, 1994 to September 30, 1994, and results of its operations and its cash flows for the period January 1, 1994 to June 30, 1994 have been made and are reflected.

NOTE 2 - CASH

        At September 30, 1995, the Partnership had $65,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

        All of the Partnership's primary and renewal leases had expired and all of the associated equipment was sold as of December 31, 1994. No future rents are due.

NOTE 4 - RELATED PARTY TRANSACTIONS

        All operating expenses incurred by the Partnership are paid by American Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine months ended September 30, 1995 and 1994, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:




                                        AMERICAN INCOME 3 LIMITED PARTNERSHIP
                                          Notes to the Financial Statements

                                                     (Continued)

8


                                                                         1995                  1994
                                                                     ------------         ---------

        Interest expense - affiliate                                          --         $    10,630
        Equipment management fees                                             --               7,271
        Reimbursable operating expenses
           due to third parties                                       $   42,306             126,230
        Administrative charges                                            15,408               9,000
                                                                     -----------       -------------

                                 Total                                $   57,714          $  153,131
                                                                      ==========          ==========







NOTE 5 - LIQUIDATION PROCEEDINGS

         On October 31, 1995, the General Partner as trustee (the "Trustee") executed a Declaration of Trust establishing a Liquidating Trust (the "Trust") to satisfy any unforeseen expenses of the Partnership that may arise after the dissolution date as a result of the Partnership's equipment leasing activities. Organization of the Trust will have the additional benefit of terminating the Partnership's income tax reporting obligations after 1995. The General Partner transferred $100,000, representing a liquidating distribution, into a non-interest bearing custodian account (the "Account") of the Trust. The remainder of the Partnership's operating cash, after settlement of all accrued liabilities, expected to be approximately $46,500 or $0.57 per limited partnership unit, will be transferred into the Account on or near the Partnership's dissolution date in the fourth quarter of 1995. Amounts held in the Trust will be reserved for a period not to exceed seven years (or such shorter time as counsel for the Partnership advises will be sufficient to assure that all claims against the Partnership have been presented). To the extent that the balance of the Account exceeds the ultimate liabilities of the Partnership, the Trustee will distribute such remaining balance to the beneficiaries of the Trust Account, which beneficiaries will consist of the General Partner and the Limited Partners in accordance with their respective percentage ownership interests in the Partnership as of the dissolution date.

12


                                        AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                                      FORM 10-Q

                                            PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        On July 1, 1994, the General Partner initiated the liquidation of the Partnership. The Partnership was organized in 1986 to acquire and lease a diversified portfolio of capital equipment to third-party lessees and to distribute the net proceeds from operating and remarketing activities, after satisfaction of all expenses and debt service obligations, to the Partners. The Partnership was capitalized with $20,221,250 of equity from the Limited Partners and $50,000 of equity from the General Partner and acquired $34,595,921 of equipment, subject to related indebtedness. All of the Partnership's equipment was sold by the end of 1994. Dissolution of the Partnership was initiated on October 31, 1995 through the creation of a Liquidating Trust described in Note 5 to the accompanying financial statements.

Results of Operations

        The Statement of Changes in Net Assets in Liquidation is presented for the nine months ended September 30, 1995 and for the period July 1, 1994 to September 30, 1994 and reflects the liquidation of assets during the period. Accordingly, a comparison between current and prior year reporting periods is not meaningful and is not presented.

        For the period ended September 30, 1995, the Partnership recognized $10,663 of interest income generated from the temporary investment of cash. Operating expenses paid or accrued consisted principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing and distribution expenses. These charges amounted to $57,714 during the period ended September 30, 1995. The Partnership has accrued for operating expenses anticipated through its dissolution date.

Liquidity and Capital Resources

        The Partnership will have limited cash activities for the remainder of its existence. Prior to its dissolution, cash transactions are expected to result from the receipt of interest income on short-term investments and the payment of operating expenses, discussed above. At September 30, 1995, the Partnership had $70,023 of cash, substantially all of which was invested in interest-bearing investments. See Note 2 to the financial statements herein.

        On October 31, 1995, the General Partner as trustee (the "Trustee") executed a Declaration of Trust establishing a Liquidating Trust (the "Trust") to satisfy any unforeseen expenses of the Partnership that may arise after the dissolution date as a result of the Partnership's equipment leasing activities. Organization of the Trust will have the additional benefit of terminating the Partnership's income tax reporting obligations after 1995. The General Partner transferred $100,000, representing a liquidating distribution, into a non-interest bearing custodian account (the "Account") of the Trust. The remainder of the Partnership's operating cash after settlement of all accrued liabilities, expected to be approximately $46,500 or $0.57 per limited partnership unit, will be transferred into the Trust Account on or near the Partnership's dissolution date in the fourth quarter of 1995. Amounts held in the Trust Account will be reserved for a period not to exceed seven years (or such shorter time as counsel for the Partnership advises will be sufficient to assure that all claims against the Partnership have been presented). To the extent that the balance of the Trust Account exceeds the ultimate liabilities of the Partnership, the General Partner will distribute such remaining balance to the beneficiaries of the Trust Account, which beneficiaries will consist of the General Partner and the Limited Partners in accordance with their respective percentage ownership interests in the Partnership as of the dissolution date.






                                        AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                                      FORM 10-Q

                                            PART I. FINANCIAL INFORMATION

                                                     (Continued)


        For the nine months ended September 30, 1995, the Partnership declared total cash distributions payable to partners of $204,255. In accordance with the Restated Agreement, as amended, the Limited Partners were allocated 99% of these distributions, or $202,212 and the General Partner was allocated 1%, or $2,043. Since inception, the Partnership has distributed $21,002,832 to the Limited Partners and $212,150 to the General Partner. Additionally, the Partnership transferred $100,000, representing a liquidating distribution, into the Account of the Trust as described above. The Partnership declared no cash distribution for the quarter ended September 30, 1995 and expects to make no further quarterly distributions of cash to its Partners, except as may be available in the Trust Account (described above) at the date of its liquidation. Cash distributions paid to the Limited Partners consist of both a return of and a return on capital. Final yield on investment will be determined at the Partnership's dissolution date.

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



        Item 1.                             Legal Proceedings
                                            Response:  None

        Item 2.                             Changes in Securities
                                            Response:  None

        Item 3.                             Defaults upon Senior Securities
                                            Response:  None

        Item 4.                             Submission of Matters to a Vote of
                                            Security Holders
                                            Response:  None

        Item 5.                             Other Information
                                            Response:  None

        Item 6(a).                          Exhibits

                                   99(d)    Declaration of Trust to establish a
                                            liquidating trust

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



                               Date:    November 13, 1995