Form 10-K
period 1995-12-31
AMERICAN INCOME 3 LTD PARTNERSHIP
filed 1996-04-01
CIK 742103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[ XX]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  December 31, 1995

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                                           to

Commission file number              0-14414


                      American Income 3 Limited Partnership
             (Exact name of registrant as specified in its charter)

  Massachusetts                                                     04-2809323
(State or other jurisdiction of                                  (IRS Employer
 incorporation or organization)                             Identification No.)

  98 N. Washington St., Fifth Floor, Boston, MA                         02114
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

Securities registered pursuant to Section 12(b) of the Act             NONE
                                                              -------------
Title of each class                   Name of each exchange on which registered



Securities registered pursuant to Section 12(g) of the Act:

             80,885 Units Representing Limited Partnership Interest
                                (Title of class)


                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes XX No

         State  the  aggregate   market  value  of  the  voting  stock  held  by
nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                 DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1995 (Part I and II)


                                                          -3-
                      AMERICAN INCOME 3 LIMITED PARTNERSHIP

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                      Page

                                     PART I

Item 1.           Business                                                                                               3

Item 2.           Properties                                                                                             4

Item 3.           Legal Proceedings                                                                                      4

Item 4.           Submission of Matters to a Vote of Security Holders                                                    4


                                     PART II

Item 5.           Market for the Partnership's Securities and Related Security Holder Matters                            5

Item 6.           Selected Financial Data                                                                                 6

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                              7

Item 8.           Financial Statements and Supplementary Data                                                             7

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure                                                                                              7


                                    PART III

Item 10.          Directors and Executive Officers of the Partnership                                                     8

Item 11.          Executive Compensation                                                                                  9

Item 12.          Security Ownership of Certain Beneficial Owners and Management                                         10

Item 13.          Certain Relationships and Related Transactions                                                         10


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    12-14



PART I

Item 1.  Business.

        (a)  General Development of Business

        AMERICAN INCOME 3 LIMITED PARTNERSHIP (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on December 30, 1983 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Leasing Associates) and $99 from the Initial Limited Partner. The sole General Partner of the Partnership is wholly-owned by American Finance Group ("AFG" or the "Manager") a Massachusetts partnership. On December 17, 1985, the Partnership issued 80,885 limited partnership units (the "Units") to 1,663 investors, including four Units purchased by the Initial Limited Partner. The General Partner contributed $50,000 in consideration of its general partner interest.

        (b)  Financial Information About Industry Segments

        The Partnership was engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full payout or operating lease basis. (Full payout leases are those in which aggregate noncancellable rents equal or exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate noncancellable rental payments are less than the Purchase Price of the leased equipment.) Industry segment data is not applicable.

        (c)  Narrative Description of Business

        The Partnership was organized to acquire a diversified portfolio of capital equipment subject to various full payout and operating leases and to lease the equipment to third parties as income-producing investments. More specifically, the Partnership's primary investment objectives were to acquire and lease equipment which would:

        1. Generate quarterly cash distributions; and

        2. Maintain substantial residual value for ultimate sale.

        The Partnership has the additional objective of providing certain federal income tax benefits.

        The Closing Date of the Offering of Units of the Partnership was December 17, 1985. The initial purchase of equipment and the associated lease commitments occurred on December 17, 1985. The Partnership completed the disposition of its equipment portfolio in 1994 and dissolution of the Partnership occurred on December 29, 1995.

        The Partnership had no employees; however, it entered into a Management Agreement with the Manager coincident with the commencement of operations. The Manager's role, among other things, was to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Manager was compensated for such services as described in the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), Item 13, herein and in Note 4 to the financial statements, included in Item 14, herein.

        The Partnership's investment in equipment was subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenue and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Consequently, the success of the Partnership was largely dependent upon the ability of the General Partner and its Affiliates to forecast technological advances, the ability of the lessees to fulfill their lease obligations and the quality and marketability of the equipment at the time of sale.
        Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1995, 1994 and 1993 is incorporated herein by reference to Note 2 to the financial statements in the 1995 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

        AFG is a successor to the business of American Finance Group, Inc., a Massachusetts corporation engaged since its inception in 1980 in various aspects of the equipment leasing business. In 1990, certain members of AFG's management, principally Geoffrey A. MacDonald, Chief Executive Officer and co-founder of AFG, established AFG Holdings (Massachusetts) Limited Partnership ("Holdings Massachusetts") to acquire ownership and control of AFG. Holdings Massachusetts effected this event by acquiring all of the equity interests of AFG's two partners, AFG Holdings Illinois Limited Partnership ("Holdings Illinois") and AFG Corporation. Holdings Massachusetts incurred significant indebtedness to finance this acquisition, a significant portion of which was scheduled to mature in 1995.

        On December 16, 1994, the senior lender to Holdings Massachusetts (the "Senior Lender") assumed control of its security interests in Holdings Illinois and AFG Corporation and sold all such interests to GDE Acquisitions Limited Partnership, a Massachusetts limited partnership owned and controlled entirely by Gary D. Engle, President and member of the Executive Committee of AFG. As a result of this transaction, GDE Acquisitions Limited Partnership acquired all of the assets, rights and obligations of AFG from the Senior Lender and assumed control of AFG. Geoffrey A. MacDonald remains as Chief Executive Officer of AFG and member of its Executive Committee.

        (d) Financial Information About Foreign and Domestic Operations and Export Sales

        Not applicable.

Item 2.  Properties.

        None.

Item 3.  Legal Proceedings.

        There are no material pending legal proceedings to which the Partnership is a party or which involve any of its equipment or leases.

Item 4.  Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

        (a) Market Information

        There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

        (b) Approximate Number of Security Holders

        At December 31, 1995, there were no recordholders of Units in the Partnership.

        (c) Dividend History and Restrictions

        Pursuant to Article VI of the Restated Agreement, as amended, the Partnership's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings was determined and distributed to the Partners quarterly.

        Distributions in 1995 and 1994 were as follows:

                                                                                       General                    Limited
                                                              Total                    Partner                   Partners

Total 1995 distributions                                  $     204,255             $       2,043             $     202,212

Total 1994 distributions                                      1,991,486                    19,915                 1,971,571
                                                          -------------             -------------             -------------

                    Total                                 $  2,195,741               $       21,958            $  2,173,783
                                                          ============               ==============            ============


        Distributions payable at December 31, 1994 were $204,255. There were no distributions payable at December 31, 1995.

        "Distributable Cash From Operations" means the net cash provided by the Partnership's normal operations after general expenses and current liabilities of the Partnership are paid, reduced by any reserves for working capital and contingent liabilities to be funded from such cash, to the extent deemed reasonable by the General Partner, and increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations and reduced by all accrued and unpaid Equipment Management Fees and, after Payout, further reduced by all accrued and unpaid Subordinated Remarketing Fees. Distributable Cash From Operations does not include any Distributable Cash From Sales or Refinancings.

        "Distributable Cash From Sales or Refinancings" means Cash From Sales or Refinancings as reduced by (i)(a) amounts realized from any loss or destruction of equipment which the General Partner determines shall be reinvested in similar equipment for the remainder of the original lease term of the lost or destroyed equipment, or in isolated instances, in other equipment, if the General Partner determines that investment of such proceeds will significantly improve the diversity of the Partnership's equipment portfolio, and subject in either case to satisfaction of all existing indebtedness secured by such equipment to the extent deemed necessary or appropriate by the General Partner, and (b) the proceeds from the sale of an interest in equipment pursuant to any agreement governing a joint venture which the General Partner determines will be invested in additional equipment or interests in equipment and which ultimately are so reinvested and (ii) any accrued and unpaid Equipment Management Fees and, after Payout, any accrued and unpaid Subordinated Remarketing Fees.

        "Cash From Sales or Refinancings" means cash received by the Partnership from sale or refinancing transactions, as reduced by (i)(a) all debts and liabilities of the Partnership required to be paid as a result of sale or refinancing transactions, whether or not then due and payable (including any liabilities on an item of equipment sold which are not assumed by the buyer and any remarketing fees required to be paid to persons not affiliated with the General Partner, but not including any Subordinated Remarketing Fees whether or not then due and payable) and (b) any reserves for working capital and contingent liabilities funded from such cash to the extent deemed reasonable by the General Partner and (ii) increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations. In the event the Partnership accepts a note in connection with any sale or refinancing transaction, all payments subsequently received in cash by the Partnership with respect to such note shall be included in Cash From Sales or Refinancings, regardless of the treatment of such payments by the Partnership for tax or accounting purposes. If the Partnership receives purchase money obligations in payment for equipment sold, which are secured by liens on such equipment, the amount of such obligations shall not be included in Cash From Sales or Refinancings until the obligations are fully satisfied.

        Each distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings of the Partnership shall be made 99% to the Limited Partners and 1% to the General Partner before Payout and 85% to the Limited Partners and 15% to the General Partner after Payout.

        "Payout" is defined as the first time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original capital contributions plus a cumulative annual return of 12% (compounded daily and calculated beginning with the last day of the month of the Partnership's Closing Date) on their aggregate unreturned capital contributions. For purposes of this definition, capital contributions shall be deemed to have been returned only to the extent that distributions of cash to the Limited Partners exceed the amount required to satisfy the cumulative annual return of 12% (compounded daily) on the Limited Partners' aggregate unreturned capital contributions, such calculation to be based on the aggregate unreturned capital contributions outstanding on the first day of each fiscal quarter. The Partnership did not achieve Payout.

        Distributable Cash From Operations and Distributable Cash From Sales or Refinancings ("Distributions") were distributed within 60 days after the completion of each quarter, beginning with the first full fiscal quarter following the Partnership's Closing Date. The Partnership has distributed $21,002,832 to the Limited Partners and $212,150 to the General Partner since inception. Substantially all of the distributions to the Limited Partners represent a return of capital.

        On October 31, 1995, the General Partner as trustee (the "Trustee") executed a Declaration of Trust establishing a Liquidating Trust (the "Trust") to satisfy any unforeseen expenses of the Partnership that may arise after the dissolution date as a result of the Partnership's equipment leasing activities. Organization of the Trust has the additional benefit of terminating the Partnership's income tax reporting obligations after 1995. The General Partner transferred $100,000 on September 29, 1995, representing a liquidating distribution, into a non-interest bearing custodian account (the "Account") of the Trust. The remainder of the Partnership's operating cash of $65,590 was transferred into the Trust Account on December 29, 1995. The transferred amount included $27,723 of accrued expenses which were paid in 1996. Amounts held in the Trust Account will be reserved for a period not to exceed seven years (or such shorter time as counsel for the Partnership advises will be sufficient to assure that all claims against the Partnership have been presented). To the extent that the balance of the Trust Account exceeds the ultimate liabilities of the Partnership, the General Partner will distribute such remaining balance to the beneficiaries of the Trust Account, which beneficiaries will consist of the General Partner and the Limited Partners in accordance with their respective percentage ownership interests in the Partnership as of the dissolution date.

Item 6.  Selected Financial Data.

        Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1995 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

        Incorporated herein by reference to the financial statements and supplementary data included in the 1995 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

        None.

PART III

Item 10.  Directors and Executive Officers of the Partnership.

        (a-b) Identification of Directors and Executive Officers

        The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Leasing Associates is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties and the Limited Partners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the corporate General Partner of the General Partner as of March 15, 1996 were as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATE
GENERAL PARTNER OF THE GENERAL PARTNER (See Item 13)
                Name                                            Title                             Age             Term

Geoffrey A. MacDonald                      Chief Executive Officer,                                              Until a
                                           Chairman, and a member of the                                        successor
                                           Executive Committee of AFG and                                        is duly
                                           President and a Director of                                          elected
                                           the corporate General Partner                           47              and
                                                                                                                qualified
Gary D. Engle                              President and Chief Operating
                                           Officer and a member of the
                                           Executive Committee of AFG                              47

Gary M. Romano                             Vice President and Controller
                                           of AFG and Clerk of the corporate
                                           General Partner                                         36

James F. Livesey                           Vice President, Aircraft and Vessels                    46
                                           of AFG

Sandra L. Simonsen                         Vice President, Information Systems                     45
                                           of AFG

        (c) Identification of Certain Significant Persons

        None.

        (d) Family Relationship

        No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

        (e) Business Experience

        Mr. MacDonald, age 47, is a co-founder,  Chief Executive Officer,  Chairman and a member of the Executive Committee of AFG and President and a Director of the corporate  General Partner.  Mr. MacDonald served as a co-founder,  Director and
Senior Vice  President of AFG's  predecessor  corporation  from 1980 to 1988.  Mr.  MacDonald is Vice President of American
Finance Group  Securities  Corp. and a limited  partner in Atlantic  Acquisition  Limited  Partnership  ("AALP").  Prior to
co-founding  AFG's  predecessor,  Mr.  MacDonald  held  various  executive  and  management  positions  in the  leasing and pharmaceutical  industries.  Mr.  MacDonald  holds an M.B.A.  from Boston College and a B.A.  degree from the University of
Massachusetts (Amherst).

        Mr.  Engle,  age 47, is  President,  Chief  Operating  Officer,  and member of the  Executive  Committee of AFG and
President  of AFG Realty  Corporation.  Mr.  Engle is Vice  President  and a Director  of certain of AFG's  affiliates.  On
December 16, 1994,  Mr.  Engle  acquired  control of AFG,  the General  Partner and each of AFG's  subsidiaries.  Mr. Engle controls the general  partner of AALP and is also a limited  partner in AALP.  From 1987 to 1990, Mr. Engle was a principal and  co-founder of Cobb Partners  Development,  Inc., a real estate and mortgage  banking  company.  From 1980 to 1987, Mr.
Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company,  a large scale community  development company owned by Walt Disney Company.  Prior to 1980, Mr. Engle served in various  management  consulting and institutional brokerage  capacities.  Mr.  Engle  has an  M.B.A.  from  Harvard  University  and a B.S.  degree  from the  University  of
Massachusetts (Amherst).

        Mr.  Romano,  age 36, is Vice  President  and  Controller  of AFG and  certain of its  affiliates  and Clerk of the corporate  General  Partner.  Mr. Romano joined AFG in November 1989 and was  appointed  Vice  President and  Controller in
April 1993.  Prior to joining AFG, Mr. Romano was Assistant  Controller for a  privately-held  real estate company which he joined in 1987.  Mr.  Romano held audit staff and manager  positions at Ernst & Whinney from 1982 to 1986.  Mr. Romano is a
C.P.A. and holds a B.S. degree from Boston College.

        Mr. Livesey,  age 46, is Vice  President,  Aircraft and Vessels,  of AFG. Mr. Livesey joined AFG in October,  1989, and was  promoted  to Vice  President  in  January,  1992.  Prior to joining  AFG,  Mr.  Livesey  held sales and  marketing positions  with two  privately-held  equipment  leasing  firms.  Mr.  Livesey holds an M.B.A.  from Boston College and B.A.
degree from Stonehill College.

        Ms. Simonsen, age 45, joined AFG in February 1990 and was promoted to Vice President,  Information Systems in April
1992.  Prior to joining AFG, Ms.  Simonsen was Vice  President,  Information  Systems  with  Investors  Mortgage  Insurance
Company which she joined in 1973. Ms.  Simonsen  provided  systems  consulting  for a subsidiary of American  International
Group and authored a software program published by IBM.  Ms. Simonsen holds a B.A. degree from Wilson College.

        (f) Involvement in Certain Legal Proceedings

        None.

        (g) Promoters and Control Persons

        See Item 10 (a-b) above.

Item 11.  Executive Compensation.

        (a) Cash Compensation

        Currently, the Partnership has no employees. However, under the terms of the Restated Agreement, as amended, the Partnership is obligated to pay all costs of personnel employed full or part-time by the Partnership, including officers or employees of the General Partner or its Affiliates. There is no plan at the present time to make any officers or employees of the General Partner or its Affiliates employees of the Partnership. The Partnership has not paid and does not propose to pay any options, warrants or rights to the officers or employees of the General Partner or its Affiliates.

        (b) Compensation Pursuant to Plans

        None.

        (c) Other Compensation

        Although the Partnership has no employees, as discussed in Item 11(a), pursuant to section 9.4 of the Restated Agreement, as amended, the Partnership incurred a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13, herein and in Note 4 to the financial statements included in Item 14, herein.

        (d) Compensation of Directors

        None.

        (e) Termination of Employment and Change of Control Arrangement

        There exists no remuneration plan or arrangement with any partners of the General Partner or its Affiliates which results or may result from their resignation, retirement or any other termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        By virtue of its organization as a limited partnership, the Partnership has no outstanding securities possessing traditional voting rights. However, as provided in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Limited Partners have voting rights with respect to:

        1.    Amendment of the Restated Agreement;

        2.    Termination of the Partnership;

        3.    Removal of the General Partner; and

        4. Approval or disapproval of the sale of all, or substantially all of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

        The ownership and organization of AFG is described in Item 1 of this report.

Item 13.  Certain Relationships and Related Transactions.

        The General Partner of the Partnership is AFG Leasing Associates, an Affiliate of AFG.

        (a) Transactions with Management and Others

        All operating expenses incurred by the Partnership are paid by AFG on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three years in the period ended December 31, 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                              1995                      1994                       1993
                                                          -------------             -------------             ---------

Equipment management fees                                            --             $       8,561             $      20,256
Interest expense - affiliate                                         --                    10,630                        --
Administrative charges                                    $      15,408                    12,000                    14,955
Reimbursable operating expenses
     due to third parties                                        50,996                    90,222                    63,494
                                                          -------------             -------------             -------------

                                 Total                    $       66,404            $     121,413             $      98,705
                                                          ==============            =============             =============

        As provided under the terms of the Management Agreement, AFG was compensated for its services to the Partnership. Such services included all aspects of acquisition and management of equipment. For acquisition services, AFG was compensated by an amount equal to 4.75% of Equipment Base Price paid by the Partnership. For management services, AFG was compensated by an amount equal to the lesser of (i) 5% of gross lease rental revenue or (ii) fees which the General Partner reasonably believed to be competitive for similar equipment. Both of these fees were subject to certain limitations defined in the Management Agreement. As Payout was not achieved, AFG received no compensation for services connected to the sale of equipment, under its subordinated remarketing agreement.

        Interest expense - affiliate represents interest incurred on legal costs in connection with a state sales tax dispute involving certain equipment owned by the Partnership and other affiliated investment programs sponsored by AFG. Legal costs incurred by AFG to resolve this matter and the interest thereon was allocated to the Partnership and other affected investment programs. Administrative charges represent amounts owed to AFG, pursuant to Section 9.4 of the Restated Agreement as amended, for persons employed by AFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by AFG on behalf of the Partnership which are reimbursed to AFG.

        All equipment was acquired from AFG, one of its affiliates, including other equipment leasing programs sponsored by AFG, or from third-party sellers. The Partnership's Purchase Price was determined by the method described in Note 2, to the financial statements, included in Item 14, herein.

        All rents and proceeds from the sale of equipment were paid directly to either AFG or to a lender. AFG temporarily deposited collected funds in a separate interest bearing escrow account prior to remittance to the Partnership.

        (b) Certain Business Relationships

        None.

        (c) Indebtedness of Management to the Partnership

        None.

        (d) Transactions with Promoters

        See Item 13(a) above.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)  Documents filed as part of this report:

             (1)         Financial Statements:

                         Report of Independent Auditors...................................................................*

                         Statement of Net Assets in Liquidation
                         at December 31, 1994.............................................................................*

                         Statement of Changes in Net Assets in Liquidation
                         for the year ended December 31, 1995
                         and for the period July 1, 1994 to December 31, 1994.............................................*

                         Statement of Operations
                         for the period January 1, 1994 to June 30, 1994
                         and for the year ended December 31, 1993.........................................................*

                         Statement of Changes in Partners' Capital
                         for the period January 1, 1994 to June 30, 1994
                         and for the year ended December 31, 1993.........................................................*

                         Statement of Cash Flows
                         for the period January 1, 1994 to June 30, 1994
                         and for the year ended December 31, 1993.........................................................*

                         Notes to the Financial Statements................................................................*

             (2)         Financial Statement Schedules:

                         None required.

             (3)         Exhibits:

                         Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.


           Exhibit
           Number

            4            Amended and Restated  Agreement and  Certificate of Limited  Partnership  included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No. 2-89903).

           13            The 1995 Annual Report to security  holders,  a copy of
                         which  is  furnished   for  the   information   of  the
                         Securities and Exchange Commission. Such Report, except
                         for  those  portions  thereof  which  are  incorporated
                         herein by  reference,  is not deemed  "filed"  with the
                         Commission.









*    Incorporated  herein by reference to the  appropriate  portion of the 1995 Annual  Report to security  holders for the year ended December 31, 1995. (See Part II)




           Exhibit
           Number

           23            Consent of Independent Auditors.

           99 (a) Lease agreement with Taughannock Aviation Corp. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 as Exhibit 28 (c) and is incorporated herein by reference.

           99 (b) Lease agreement with Helijet Airways, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 as Exhibit 28 (d) and is incorporated herein by reference.


        (b) Reports on Form 8-K

        None.


                                                                   Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

        We consent to the incorporation by reference in this Annual Report (Form 10-K) of American Income 3 Limited Partnership of our report dated March 12, 1996, included in the 1995 Annual Report to Partners of American Income 3 Limited Partnership.






                                                              ERNST & YOUNG LLP






Boston, Massachusetts
March 12, 1996

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        No annual report has been sent to the Limited Partners. A report will be furnished to the Limited Partners subsequent to the date hereof.

        No proxy statement has been or will be sent to the Limited Partners.


                                                         -15-

                                   SIGNATURES

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


                      AMERICAN INCOME 3 LIMITED PARTNERSHIP


                                    By: AFG Leasing Associates,
                                    a Massachusetts general partnership and the
                                    General Partner of the Registrant.

                                    By: AFG Leasing Incorporated,
                                    a Massachusetts corporation and
                                    general partner in such General Partnership






By:/s/ Geoffrey A. MacDonald                                                    By: /s/ Gary D. Engle
  ------------------------------------------                                       ------------------
Geoffrey A. MacDonald                                                           Gary D. Engle
Chief Executive Officer,                                                        President and Chief Operating
Chairman, and a member of the                                                   Officer and member of the
Executive Committee of AFG and                                                  Executive Committee of AFG
President and a Director of the                                                 (Principal Financial Officer)
corporate General Partner
(Principal Executive Officer)



Date:                                                                           Date:



By:  /s/ Gary M. Romano
Gary M. Romano
Vice President and Controller
of AFG and Clerk of the corporate General
Partner
(Principal Accounting Officer)



Date:

